Form 10QSB
period 1995-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1995-11-13
CIK 842829

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-17558

             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P. (Exact name of small business issuer as specified in its charter)

                              New Jersey 76-0251416
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)


                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes x No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
-------------------------------------------------------------------

                                                     September 30,
ASSETS                                                   1995
                                                     -------------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash ..........................................      $      952
  Accounts receivable - oil & gas sales .........           6,356
                                                       ----------

Total current assets ............................           7,308
                                                       ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................       1,374,397
  Less  accumulated depletion ...................       1,064,764
                                                       ----------

Property, net ...................................         309,633
                                                       ----------

TOTAL ...........................................      $  316,941
                                                       ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner ...................      $   18,274
                                                       ----------



NONCURRENT PAYABLE TO GENERAL PARTNER ...........         146,211
                                                       ----------

PARTNERS' CAPITAL:
   Limited partners .............................         150,964
   General partner ..............................           1,492
                                                       ----------

Total partners' capital .........................         152,456
                                                       ----------

TOTAL ...........................................      $  316,941
                                                       ==========



See accompanying notes to financial statements.
-------------------------------------------------------------------


ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------


(UNAUDITED)                                 QUARTER ENDED                  NINE MONTHS ENDED
                                    -----------------------------    ------------------------------

                                    September 30,   September 30,    September 30,    September 30,
                                        1995            1994             1995             1994
                                    -------------   -------------    -------------    -------------

REVENUES:
  Oil and gas sales ............       $   7,701       $    5,713       $   18,455       $  26,573
                                       ----------       ----------       ----------      ----------

EXPENSES:
  Depletion and amortization ...           4,851            8,619           16,839          49,195
  Production and other taxes ...             160              141              513             552
  General and administrative ...           2,744            2,789            8,596          12,086
                                       ----------       ----------       ----------      ----------

Total expenses .................           7,755           11,549           25,948          61,833
                                       ----------       ----------       ----------      ----------

NET (LOSS) .....................       $     (54)      $   (5,836)      $   (7,493)      $ (35,260)
                                       ==========       ==========       ==========      ==========



See accompanying notes to financial statements.
----------------------------------------------------------------------------------------------------


ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------

(UNAUDITED)
                                                              NINE MONTHS ENDED
                                                       --------------------------------
                                                       September 30,      September 30,
                                                           1995               1994
                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) .....................................         $   (7,493)        $ (35,260)
                                                         -----------        ----------

Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depletion and amortization ...................             16,839            49,195
(Increase) decrease in:
  Accounts receivable - oil & gas sales ........              2,975            (1,151)

Increase (decrease) in:
   Accounts payable ............................             (2,823)             (915)
   Payable to general partner ..................             (9,859)            8,990
                                                         -----------        ----------

Total adjustments ..............................              7,132            56,119
                                                         -----------        ----------

Net cash provided (used) by operating activities               (361)           20,859
                                                         -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions .........................             (4,397)          (17,099)
                                                         -----------        ----------

NET INCREASE (DECREASE) IN CASH ................             (4,758)            3,760

CASH AT BEGINNING OF YEAR ......................              5,710               359
                                                         -----------        ----------

CASH AT END OF PERIOD ..........................         $      952         $   4,119
                                                         ===========        ==========





See accompanying notes to financial statements.
---------------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2.  Management's Discussion and Analysis or Plan  of Operation.



Third Quarter 1995 Compared to Third Quarter 1994

     Oil and gas sales for the third quarter increased from $5,713 in 1994 to $7,701 in 1995. This represents an increase of $1,988 (35%). Oil sales increased by $768 or 22%. A 42% increase in the average net oil sales price increased sales by $1,249. This increase was partially offset by a 14% decrease in oil production. Gas sales increased by $1,220 or 54%. A 110% increase in the average net gas sales price increased sales by $1,819. This increase was partially offset by a 27% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines which were especially pronounced on the Lake Decade acquisition. The increases in average net prices were primarily due to workover charges incurred in 1994 on the Lake Decade acquisition, in which the Company has a net profits royalty interest, coupled with changes in the overall market for the sale of oil and gas.

Depletion expense decreased from $8,619 in the third quarter of 1994 to $4,851 in the third quarter of 1994. This represents a decrease of $3,768 (44%). The changes in production, noted above, reduced depletion expense by $1,741. A 29% decrease in the depletion rate decreased depletion expense by an additional $2,027. The rate decrease is primarily the result of the recognition of an impairment of property for $80,662 coupled with an upward revision of the Company's gas reserves at December 31, 1994.

General and administrative expenses decreased from $2,789 in 1994 to $2,744 in 1995. This represents a decrease of $45 or 2%. This decrease was primarily a result of less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $26,573 in 1994 to $18,455 in 1995. This represents a decrease of $8,118 (31%). Oil sales decreased by $464 or 4%. A 35% decrease in oil production reduced sales by $4,114. This decrease was partially offset by a 47% increase in average net oil sales price. Gas sales decreased by $7,654 or 52%. A 65% decrease in gas production reduced sales by $9,596. This decrease was partially offset by a 38% increase in the average net gas sales price. The decreases in oil and gas production were primarily due to a surge in production in 1994, resulting from the successful completion of a workover on the Lake Decade acquisition in the fourth quarter of 1993. The increases in average net prices were primarily due to workover charges incurred in 1994 on the Lake Decade acquisition, in which the Company has a net profits royalty interest, coupled with changes in the overall market for the sale of oil and gas.

Depletion expense decreased from $49,195 in the first nine months of 1994 to $16,839 in the first nine months of 1995. This represents a decrease of $32,356 (66%). The changes in production, noted above, reduced depletion expense by $27,340. A 23% decrease in the depletion rate decreased depletion expense by an additional $5,016. This rate decrease is primarily the result of the recognition of an impairment of property for $80,662 coupled with an upward revision of the Company's gas reserves at December 31, 1994.

General and administrative expenses decreased from $12,086 in 1994 to $8,596 in 1995. This decrease of $3,490 (29%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

     The Company discontinued the payment of distributions in April 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ENEX 88-89 INCOME AND RETIREMENT
                                                    FUND - SERIES 2, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                        General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                          Officer




November 11, 1995                                 By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                      Controller and Chief
                                                       Accounting Officer