Form 10KSB
period 1995-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1996-03-29
CIK 842829

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from...............to...............

                         Commission file number 0-17558

                        ENEX  88-89 INCOME AND RETIREMENT FUND - Series 2, L.P.
                 (Name of small business issuer in its charter)

            New Jersey                                      76-0251416
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         800 Rockmead Drive
        Three Kingwood Place
          Kingwood, Texas                                      77339
  (Address of principal executive offices)                   (Zip Code)

              Issuer's telephone number, including: (713) 358-8401

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interest

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $ 22,555

                  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995
             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.


Item No.                   Part I                                      Page
--------                   -------                                     ----


 1   Description of Business .....................                       I-1

 2   Description of Property .....................                       I-3

 3   Legal Proceedings ...........................                       I-4

 4   Submission of Matters to a Vote
     of Security Holders .........................                       I-4


                                     Part II

                                     -------


 5   Market for Common Equity and
     Related Security Holder Matters .............                      II-1

 6   Management's Discussion and Analysis
     or Plan of Operation ........................                      II-2

 7   Financial Statements and Supplementary
     Data ........................................                      II-3

 8   Changes In and Disagreements With Accountants
     on Accounting and Financial Disclosure ......                      II-13


                                    Part III

                                    ---------


 9   Directors, Executive Officers, Promoters and
     Control Persons; Compliance with Section 16(a)
     of the Exchange Act .........................                     III-1

10   Executive Compensation ......................                     III-3

11   Security Ownership of Certain
     Beneficial Owners and Management ............                     III-4

12   Certain Relationships and Related
     Transactions ................................                     III-4

13   Exhibits and Reports on Form 8-K ............                     III-4


     Signatures ..................................                      S-1

                                     PART I


Item 1.                   Description of Business

General

     Enex 88-89 Income and Retirement Fund - Series 2, L.P. (the "Company") was formed under the New Jersey Uniform Limited Partnership Act (1976) on November 12, 1987 and commenced operations on September 8, 1988 with aggregate subscriptions of $1,548,859, $1,533,370 of which was received from 226 limited partners, including investors whose distributions from earlier partnerships sponsored by the Company's general partner, Enex Resources Corporation ("Enex"), were automatically invested in the Company.

     The Company is engaged in the oil and gas business through the ownership of non-operating interests in producing oil and gas properties. A non-operating interest typically entitles the holder to receive a specified share of such production, without obligation to develop or operate such property, or bear any development or operating costs (such obligations being assumed by the owner of the working interest in the property).

     The Company's non-operating interests are net profits royalties or other royalty interests which entitle the Company to a share of gross revenues from producing oil and gas properties measured by a specified percentage of the net profits realized by the owners of the underlying working interests in such properties, after deducting operating costs, geological and engineering costs, property, severance and other taxes, and certain other specified expenses. If such taxes, operating costs or other expenses exceed gross revenues in any specified measuring period, a net profits royalty holder will not be liable for payment of any portion of such excess, but a percentage of such excess equal to the specified percentage of net profits (together with interest thereon) will be carried over to subsequent periods and will reduce future amounts accruing to the holder. The Company's net profits royalties and other non-operating interests are generally derived from working interests in oil and gas properties owned by other affiliates of Enex .

     The Company does not own working interests nor does it engage directly in any drilling, completing or operating activities, but may benefit from such activities undertaken by the owners of the working interests in properties burdened by the Company's non-operating interests. The Company's operations are concentrated in a single industry segment.

     The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401. The Company has no regional offices.

     The Company has no employees. On March 1, 1996, Enex and its subsidiaries employed 24 persons.

Marketing

     The marketing of oil and gas produced by the Company is affected by a number of factors which are beyond the Company's control, the exact nature of which cannot be accurately predicted. These factors include the quantity and price of crude oil imports, fluctuating supply and demand, pipeline and other transportation facilities, the marketing of competitive fuels, state and federal regulation of oil and gas production and distribution and other matters affecting the availability of a ready market. All of these factors are extremely volatile.

     Global Natural Resources Corporation accounted for 49% while Coalinga Company and Omimex Company accounted for 39% and 12%, respectively of the Company's total sales in 1995. Global Natural Resources Corporation accounted for 51% while Coalinga Company and Omimex Company accounted for 34% and 10%, respectively of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

Environmental and Conservation Regulation

     State regulatory authorities in the states in which the Company owns net profits interests in producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas for owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, that may be incurred in this regard cannot be predicted.

     The existence of such regulations has had no material adverse effects on the Company's operations to date, and the cost of compliance has not yet been material. There are no material administrative or judicial proceedings arising under such laws or regulations pending against the Company. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings or competitive position.

Tax Laws

     The operations of the Company are affected by the federal income tax laws contained in the Internal Revenue Code of 1986, as amended (the "Code"). In general, the limited partners of the Company will generate income from the receipt of royalties and net profits interests and will be entitled to a depletion deduction. Net income, if any, will generally be characterized as portfolio income under the Code and will be taxed in the same manner as dividends and interest.

     Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Because the Company's income will be qualifying income for this purpose, the Company will not be taxed as a corporation under this rule.

Item 2.                   Description of Property

            Presented below is a summary of the Company's property acquisitions.

     BYRUM acquisition. An overriding royalty interest in the Byrum 1-28 well located in Onondago Field, Ingham County, Michigan was purchased for $31,680 from Pasadena Oil & Gas Corp. effective March 1, 1989. The Byrum acquisition is operated by Global Natural Resources, Inc. The Company owns a .99% royalty interest in the wells in the Byrum acquisition at December 31, 1995.

     BAGLEY acquisition. Net profits royalty interests in 7 oil wells located in Bagley Field, Otsego County, Michigan, were acquired for $190,222. The Bagley acquisition is operated by Terra Energy, Ltd. The Company owns net profits royalty interests ranging from 1.19% to 1.20% in the wells in the Bagley acquisition at December 31, 1995.

     LAKE DECADE acquisition. Effective July 1, 1989, net profits royalty interests in 2 gas wells in Lake Decade Field, Terrebonne Parish, Louisiana, were purchased for $878,186. The Lake Decade acquisition is operated by Southwestern Energy Production. The Company owns net profits royalty interests ranging from 1.0312% to 1.4551% in the wells in the Lake Decade acquisition at December 31, 1995.

     EL MAC acquisition. Net profits royalty interests in 3 wells in Otsego County, Michigan were purchased for $92,850 from Wolverine Exploration, Ltd., Tenexco, Inc., and Terra Energy, Ltd., effective November 1, 1989 and March 1, 1990. The El Mac acquisition is operated by Don Yohe Enterprises, Inc. The Company owns a 0.844% net profits royalty interest in the wells in the El Mac acquisition at December 31, 1995.

     BAYWOOD acquisition. Royalty interests in 4 wells located in E. Baton Rouge and St. Helena Parishes, Louisiana were purchased for $161,600 from Steamboat Petroleum Corporation et al., effective January 1, 1990. The Baywood acquisition is operated by Coalinga Company. The Company owns royalty interests ranging from
 .61% to .79% in the Baywood acquisition at December 31, 1995.

     Purchase price as used above is defined as the actual contract price plus finders' fees, if applicable. Miscellaneous acquisition expenses, subsequent capital additions, etc. are not included.

Oil and Gas Reserves

     For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates in reports to any federal or foreign governmental authority or agency, including the Securities and Exchange Commission.

     Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves has occurred since December 31, 1995.

Net Oil and Gas Production

     The following table shows for the years ended December 31, 1995 and 1994, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                 1995           1994
                                                 ----           ----

Crude oil and condensate (Bbls)..............    1,059          1,681
Natural gas (Mcf)............................    6,966         19,984

     The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1995 and 1994. The average prices are lower than the average market prices for oil and gas as they are computed using the net revenues received from the Company's ownership of net profit royalty interests.

                                                  1995           1994
                                                  ----           ----

Average sales price per barrel of oil.......... $ 13.46        $ 10.31
Average sales price per Mcf of gas.............    1.19           0.85
Average production taxes per equivalent
  barrel of production.........................    0.30           0.15



Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.    Market for Common Equity and Related Security Holder Matters



Market Information

     There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                                       Number of Record Holders
                  Title of Class                         (as of March 1, 1996)

                  ---------------                      -------------------------

         General Partner's Interests                              1

         Limited Partnership Interests                           268



Dividends

                    The Company made cash distributions to partners of $1 and $7 per $500 investment in 1995 and 1994, respectively. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1996. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in the near future.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

     This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

     Oil and gas sales decreased to $22,555 in 1995 from $34,264 in 1994. This represents a decrease of $11,709 or 34%. Oil sales decreased by $3,081 or 18%. A 37% decline in oil production caused revenues to decrease by $6,417. This decrease was partially offset by a 31% increase in the average oil net sales price. Gas sales decreased by $8,628 or 51%. A 65% decrease in gas production reduced sales by $10,096. This decrease was partially offset by a 40% increase in the average gas net sales price. The decreases in oil and gas production were primarily due to a surge in production in 1994 resulting from the successful completion of a workover on the Lake Decade acquisition. The increase in average oil and gas net prices were primarily due to workover charges incurred in 1994 on the Lake Decade acquisition, in which the Company has a net profits royalty interest, coupled with changes in the overall market for the sale of oil and gas.

     Depletion expense decreased to $17,148 in 1995 from $55,713 in 1994. This represents a decrease of $38,565 or 69%. The changes in production, noted above, caused depletion expense to decrease by $31,031. A 31% decrease in the depletion rate reduced depletion expense by an additional $7,534. The decrease in the depletion rate was due to the lower property basis resulting from the recognition of an impairment for $80,662 in December 1994.

     As a result of declining oil and gas prices, the Company recorded an impairment of property for $80,662 in 1994, which represented the excess of the net capitalized costs over the undiscounted future net revenues of the reserves.

     General and administrative expenses decreased to $13,149 in 1995 from $18,311 in 1994. This decrease of $5,162 or 28% was primarily due to a $3,888 decrease in direct costs incurred by the Company in 1995, coupled with less staff time being required to manage the Company's operations. The decrease in direct expenses was due to lower audit and tax fees incurred by the Company in 1995.

Capital Resources and Liquidity

     The Company's cash flow from operations is a direct result of the amount of proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow to the Company's partners.

     The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner from such proceeds over a seven year period. Distributions decreased from 1994 to 1995 due primarily to the decrease in the oil and gas sales as noted above. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows, it does not appear that the Company will have sufficient cash to pay its operating expenses and debt obligations and pay distributions.

Item 7.  Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT



The Partners
Enex 88-89 Income and Retirement Fund Series 2, L.P.:


We have audited the accompanying balance sheet of Enex 88-89 Income and Retirement Fund - Series 2, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex 88-89 Income and Retirement Fund - Series 2, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 88-89 Income and Retirement Fund - Series 2, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP




Houston, Texas
March 18, 1996


ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

BALANCE SHEET, DECEMBER 31, 1995
--------------------------------------------------------------------------

ASSETS                                                                  1995
                                                               ---------------

CURRENT ASSETS:
  Cash                                                         $          878
  Accounts receivable - oil & gas sales                                 5,336
                                                               ---------------

Total current assets                                                    6,214
                                                               ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,374,397
  Less  accumulated depletion                                       1,065,073
                                                               ---------------

Property, net                                                         309,324
                                                               ---------------

TOTAL                                                          $      315,538
                                                               ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $        1,599
   Payable to general partner                                          23,201
                                                               ---------------

Total current liabilities                                              24,800
                                                               ---------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 139,200
                                                               ---------------

PARTNERS' CAPITAL:
   Limited partners                                                   150,106
   General partner                                                      1,432
                                                               ---------------

Total partners' capital                                               151,538
                                                               ---------------

TOTAL                                                          $      315,538
                                                               ===============










See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------


                                                      1995         1994
                                                -----------    ----------

REVENUES:
  Oil and gas sales                             $   22,555     $  34,264
                                                -----------    ----------

EXPENSES:
  Depletion and amortization                        17,148        55,713
  Impairment of property                                 -        80,662
  Production and other taxes                           670           744
  General and administrative:
    Allocated from general partner                  12,287        13,561
    Direct expense                                     862         4,750
                                                -----------    ----------

Total expenses                                      30,967       155,430
                                                -----------    ----------

NET LOSS                                        $   (8,412)    $(121,166)
                                                ===========    ==========








See accompanying notes to financial statements.
--------------------------------------------------------------------------


ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------

                                                                           PER $500
                                                                           LIMITED
                                                                           PARTNER
                                                 GENERAL     LIMITED       UNIT OUT-
                                    TOTAL        PARTNER     PARTNERS      STANDING
                                ------------    ---------   ----------    ----------

BALANCE, JANUARY 1, 1994        $   309,888     $  1,918    $ 307,970     $      99

CASH DISTRIBUTIONS                  (24,376)      (2,441)     (21,935)           (7)

NET INCOME (LOSS)                  (121,166)       1,520     (122,686)          (39)
                                ------------    ---------   ----------    ----------

BALANCE, DECEMBER 31, 1994          164,346          997      163,349            53

CASH DISTRIBUTIONS                   (4,396)        (438)      (3,958)           (1)

NET INCOME (LOSS)                    (8,412)         873       (9,285)           (3)
                                ------------    ---------   ----------    ----------

BALANCE, DECEMBER 31, 1995      $   151,538     $  1,432    $ 150,106 (1) $      49
                                ============    =========   ==========    ==========



(1)  Includes 192 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------

                                                          1995           1994
                                                        ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (8,412)     $121,166)
                                                        ---------      --------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depletion and amortization                              17,148        55,713
  Impairment of property                                       -        80,662
Decrease in:
  Accounts receivable - oil & gas sales                    3,995           327
Increase (decrease) in:
   Accounts payable                                       (1,224)        1,908
   Payable to general partner                            (11,943)       12,283
                                                        ---------      --------

Total adjustments                                          7,976       150,893
                                                        ---------      --------

Net cash provided (used) by operating activities            (436)       29,727
                                                        ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                    (4,396)      (24,376)
                                                        ---------      --------

NET INCREASE (DECREASE) IN CASH                           (4,832)        5,351

CASH AT BEGINNING OF YEAR                                  5,710           359
                                                        ---------      --------

CASH AT END OF YEAR                                     $    878       $ 5,710
                                                        =========      ========




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------


1.  PARTNERSHIP  ORGANIZATION
     Enex 88-89 Income and Retirement Fund -
     Series 2, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on September 8, 1988 for the purpose of acquiring non-operating interests in producing oil and gas properties. Total limited partner contributions were $1,548,859, of which $15,489 was contributed by Enex Resources Corporation ("Enex"), the general partner.

     In   accordance  with the  partnership  agreement,  the  Company  paid
     syndication fees and due diligence expenses of $159,911  for   solicited
     subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $46,000.

     The Company owns only non-operating interests in producing oil and gas properties. Such interests typically entitle the Company to receive its pro rata share of net profits and royalties from the underlying properties without obligating the Company to develop or operate the properties or directly bear any share of development or operating costs.

     Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:

                                                                 Limited
                                                 Enex            Partners

      Commissions and selling expenses                             100%
      Company reimbursement of organization
        expense                                                    100%
      Company property acquisition                                 100%
      General and administrative costs            10%               90%
      Revenues from temporary investment
        of partnership capital                                     100%
      Revenues from producing properties          10%               90%


      At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), revenues from producing properties and general and administrative costs will be allocated 15% to the general partner and 85% to the limited partners.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

          The Company has not determined the effect, if any, on its financial position or results of operations from the adoption of this statement in the first quarter of 1996.

          Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.


          Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.


3.   FEDERAL INCOME TAXES

          General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:


                                                     Allocable to
                                                   ------------------   Per $500
                                                                        Limited
                                                   General   Limited   Partner Unit
                                         TOTAL     Partner   Partners  Outstanding
                                       ---------   --------  --------  -----------
Net income (loss) as reflected in
     the accompanying financial
     statements                        $ (8,412)   $   873    (9,285)      (3)
Reconciling item:
  Difference in depletion computed
     for federal income tax purposes
     and the amount computed for
     financial reporting purposes       (21,487)         -   (21,487)      (7)
                                       ---------   --------  --------    -----

Net income (loss) for federal
   income tax purposes                 $(29,899)   $   873   (30,772)     (10)
                                       =========   ========  ========    =====


Net income  (loss) for federal tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                        Allocable to          Per $500
                                                    --------------------      Limited
                                                    General      Limited    Partner Unit
                                         TOTAL      Partner     Partners    Outstanding
                                      ----------   ---------  ----------    -----------
Partners' capital as reflected
      in the accompanying financial
     statements                       $ 151,538    $  1,432     150,106             49
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes        341,888           -     341,888            110
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                159,911           -     159,911             52
                                      ----------   ---------  ----------    -----------

Partners' capital for federal
     income tax purposes              $ 653,337    $  1,432   $ 651,905     $      211
                                      ==========   =========  ==========    ===========

4.   PAYABLE TO GENERAL PARTNER

          The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a period of seven years.

5.   REPURCHASE OF LIMITED PARTNER INTERESTS

          In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor.

6.   SIGNIFICANT PURCHASERS

          Global Natural Resources Corporation accounted for 49% while Coalinga Company and Omimex Company accounted for 39% and 12%, respectively of the Company's total sales in 1995. Global Natural Resources Corporation accounted for 51% while Coalinga Company and Omimex Company accounted for 34% and 10%, respectively of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales.

7.   IMPAIRMENT OF PROPERTY

          A noncash write-down of capitalized costs of $80,662 was made in 1994. This write-down was computed as the excess of the net capitalized costs over the undiscounted future net revenues from proved oil and gas reserves. The undiscounted future net revenues were computed using certain arbitrary assumptions such as holding the oil and gas prices constant at the prices in effect at the time of the computation.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                 Per $500                      Per $500
                                                 Limited         Natural        Limited
                                        Oil    Partner Unit       Gas         Partner Unit
                                      (BBLS)   Outstanding       (MCF)        Outstanding
                                     -------   -------------   ------------    -----------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                       7,889               2        193,647             56

    Revisions of previous estimates     (14)              -          6,220              2
    Production                       (1,681)              -        (19,984)            (6)
                                     -------   -------------   ------------    -----------

December 31, 1994                     6,194               2        179,883             52

    Revisions of previous estimates     245               -        (20,898)            (6)
    Production                       (1,059)              -         (6,966)            (2)
                                     -------   -------------   ------------    -----------

December 31, 1995                     5,380               2        152,019             44
                                     =======   =============   ============    ===========


PROVED DEVELOPED RESERVES:

January 1, 1994                       4,943               1         50,811             15
                                     =======   =============   ============    ===========

December 31, 1994                     3,238               1         37,047             11
                                     =======   =============   ============    ===========

December 31, 1995                     2,424               1          9,183              3
                                     =======   =============   ============    ===========


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


         Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          ------------------------------------------------------------

     The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

     Gerald B. Eckley. Mr. Eckley, age 69, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

     William C. Hooper, Jr. Mr. Hooper, age 58, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

     Stuart Strasner. Mr. Strasner, age 66, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                     III-1

     Martin J. Freedman. Mr. Freedman, age 71, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

     James Thomas Shorney. Mr. Shorney, age 70, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 42, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

     On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. Although Mr. Carl's mother apparently did not

                                     III-2
live in his household, the SEC took the position that because Mr. Carl (1) provided substantial financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

     In response to the SEC's action, Mr. Carl disgorged to Health Images, Inc. approximately $92,400 in short-swing profits from the trading in his mother's account, plus interest thereon of approximately $52,600. The SEC further requested the court to impose a $10,000 civil penalty against Mr. Carl pursuant to Section 21(d)(3) of the Exchange Act. Without admitting or denying the allegations in the complaint, Mr. Carl consented to the entry of a final judgement imposing the $10,000 penalty. On January 12, 1996, a federal judge entered the final judgement in this matter, and Mr. Carl has since filed amended reports on Forms 4 and 5 reflecting these transactions in his mother's accounts.

     In relation to the same matter, the SEC has issued an administrative Order pursuant to Section 21C of the Exchange Act against Mr. Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting or denying allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     Robert E. Densford. Mr. Densford, age 38, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President-Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 32, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.                 Executive Compensation

     The Company has no Directors or executive officers.

     The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

     The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.


                                      III-3

Item 11.  Security Ownership of Certain Beneficial Owners and Management



                                                 $500 Limited
                                    Name of      Partner Units      Percent
         Title of Class      Beneficial Owner    Owned Directly     of Class

         ---------------     ----------------    --------------     --------

         Limited Partner     Enex Resources           192           6.2112%


Item 12.   Certain Relationships and Related Transactions


     See the  Statements of Operations  included in the Financial  Statements in
Item 7 of this report for information concerning general and administrative costs incurred by Enex and allocated to the Company, and Note 1 to such Financial Statements for information concerning payments to Enex Securities Corporation, a wholly owned subsidiary of Enex and to Enex for certain offering and organization expenses incurred by the Company.


Item 13.    Exhibits and Reports on Form 8-K

                                                                  Sequential
                                                                    Page No.
                                                                  ----------
(a)   Exhibits

          (3) a. Certificate of Limited Partnership, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

               b. Amended Agreement of Limited Partnership. Incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-1 (No. 33-18776) of Enex 88-89 Income and Retirement Fund filed with the Securities and Exchange Commission on November 27, 1987.

          (4)  Not Applicable

         (10)  Not Applicable

         (11)  Not Applicable

         (12)  Not Applicable

         (13)  Not Applicable

         (18)  Not Applicable

         (19)  Not Applicable

                                      III-4

         (22)  Not Applicable

         (23)  Not Applicable

         (24)  Not Applicable

         (25)  Not Applicable

         (28)  Not Applicable

(b)   Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                      III-5

                                   SIGNATURES


                  In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENEX 88-89 INCOME AND RETIREMENT
                                         FUND - SERIES 2, L.P.

                                         By:   ENEX RESOURCES CORPORATION
                                                  the General Partner



March 18, 1996                           By:   /s/  G. B. Eckley
                                             --------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1996, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION              General Partner


By:  /s/      G. B. Eckley

             ------------------------
              G. B. Eckley, President


     /s/      G. B. Eckley
                                        President, Chief Executive
              ------------------        Officer and Director


              G. B. Eckley


     /s/      R. E. Densford            Vice President, Secretary, Treasurer,
                                        Chief Financial Officer and Director
             -------------------


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director