Form 10QSB
period 1996-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1996-05-14
CIK 842829

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-17558

            ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P. (Exact name of registrant as specified in its Charter)

                   New Jersey                          76-0251416
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         Suite 200, Three Kingwood Place
                 Kingwood, Texas                          77339
    (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code:
                                (713) 358-8401


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                              MARCH 31,
ASSETS                                                           1996
                                                        ---------------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                  $              1,187
  Accounts receivable - oil & gas sales                                5,547
                                                        ---------------------

Total current assets                                                   6,734
                                                        ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,374,397
  Less  accumulated depletion                                      1,352,853
                                                        ---------------------

Property, net                                                         21,544
                                                        ---------------------

TOTAL                                                   $             28,278
                                                        =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                     $                125
   Payable to general partner                                         22,959
                                                        ---------------------

Total current liabilities                                             23,084
                                                        ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                137,755
                                                        ---------------------

PARTNERS' CAPITAL (DEFICIT)
   Limited partners                                                 (134,360)
   General partner                                                     1,799
                                                        ---------------------

Total partners' capital (deficit)                                   (132,561)
                                                        ---------------------

TOTAL                                                   $             28,278
                                                        =====================







See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                             THREE MONTHS ENDED
                                  ------------------------------------------

                                       MARCH 31,              MARCH 31,
                                          1996                  1995
                                  -------------------    -------------------

REVENUES:
  Oil and gas sales               $            7,839        $         6,533
                                  -------------------    -------------------

EXPENSES:
  Depletion and amortization                   1,458                  6,277
  Impairment of property                     286,322                      -
  Production and other taxes                     142                    187
  General and administrative                   4,016                  3,039
                                  -------------------    -------------------

Total expenses                               291,938                  9,503
                                  -------------------    -------------------



NET LOSS                          $         (284,099)      $         (2,970)
                                  ===================    ===================

See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                  MARCH 31,           MARCH 31,
                                                    1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $   (284,099)        $   (2,970)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depletion and amortization                         1,458              6,277
  Impairment of property                           286,322                  -
(Increase) decrease in:
  Accounts receivable - oil & gas sales               (211)               935
Increase (decrease) in:
   Accounts payable                                 (1,474)            (2,823)
   Payable to general partner                       (1,687)               767

Total adjustments                                  284,408              5,156

Net cash provided by operating activities              309              2,186

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                   -             (4,397)

NET INCREASE (DECREASE) IN CASH                         309            (2,211)

CASH AT BEGINNING OF YEAR                               878             5,710

CASH AT END OF PERIOD                            $    1,187         $   3,499

See accompanying notes to financial statements.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $6,533 in 1995 to $7,839 in 1995. This represents an increase of $1,306 (20%). Oil sales increased by $321 or 7%. A 16% increase in average net oil prices increased sales by $646. This increase was partially offset by a 7% decrease in oil production. Gas sales increased by $985 or 46%. A 117% increase in the average net gas price increased sales by $1,674. This increase was partially offset by a 32% decrease in gas production. The decrease in oil production was primarily due to natural production declines. The decrease in gas production was primarily due to a the lack of production from a well in the Lake Decade acquisition which began producing water. The increase in average net oil prices corresponds with higher prices in the overall market for the sale of oil. The increase in average net gas price was primarily due to relatively lower operating expenses on the Lake Decade acquisition from which the Company receives a net profits royalty.

Depletion expense decreased from $6,277 in the first quarter of 1995 to $1,458 in the first quarter of 1996. This represents a decrease of $4,819 (77%). A 71% decrease in the depletion rate reduced depletion expense by $3,519. The changes in production, noted above, reduced depletion expense by an additional $1,300. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $286,322 property impairment.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses increased from $3,039 in the first quarter of 1995 to $4,016 in the first quarter of 1996. This increase of $977 (32%) is primarily due to a $1,630 increase in direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

                          PART II.  OTHER INFORMATION

Item 1Legal Proceedings.

             None

Item 2. Changes in Securities.

             None

Item 3. Defaults Upon Senior Securities.

             Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

             Not Applicable

Item 5. Other Information.

             Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

             (a)  There are no exhibits to this report.

             (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 2, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer