Form 10QSB
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1996-08-14
CIK 842829

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                   Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                   Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                                   JUNE 30,
ASSETS                                                               1996
                                                                --------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash ......................................................       $     3,171
  Accounts receivable - oil & gas sales .....................             3,035
                                                                    -----------

Total current assets ........................................             6,206
                                                                    -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ........................................         1,374,397
  Less  accumulated depletion ...............................         1,356,238
                                                                    -----------

Property, net ...............................................            18,159
                                                                    -----------

TOTAL .......................................................       $    24,365
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable .........................................       $        69
   Payable to general partner ...............................            22,690
                                                                    -----------

Total current liabilities ...................................            22,759
                                                                    -----------

NONCURRENT PAYABLE TO GENERAL PARTNER .......................           136,140
                                                                    -----------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners .........................................          (136,474)
   General partner ..........................................             1,940
                                                                    -----------

Net partners' (deficit) .....................................          (134,534)
                                                                    -----------

TOTAL .......................................................       $    24,365
                                                                    ===========




See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------


(UNAUDITED)                        QUARTER ENDED            SIX MONTHS ENDED
                               ----------------------    ----------------------

                                JUNE 30,     JUNE 30,      JUNE 30,    JUNE 30,
                                  1996         1995         1996        1995
                               ---------    ---------    ----------  ----------

REVENUES:
  Oil and gas sales ........   $   4,671    $   4,221    $  12,510    $  10,754
                               ---------    ---------    ---------    ---------

EXPENSES:
  Depletion ................       3,385        5,711        4,843       11,988
  Impairment of property ...        --           --        286,322         --
  Production and other taxes         155          166          297          353
  General and administrative       3,104        2,813        7,120        5,852
                               ---------    ---------    ---------    ---------

Total expenses .............       6,644        8,690      298,582       18,193
                               ---------    ---------    ---------    ---------

NET (LOSS) .................   $  (1,973)   $  (4,469)   $(286,072)   $  (7,439)
                               =========    =========    =========    =========





See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                                        SIX MONTHS ENDED
                                                    -------------------------

                                                     JUNE 30,        JUNE 30,
                                                       1996            1995
                                                    ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) .......................................   $(286,072)  $  (7,439)
                                                      ---------  ---------

Adjustments  to  reconcile   net  (loss)  to  net  cash  provided  by  operating
   activities:
  Depletion ......................................       4,843       11,988
  Impairment of property .........................     286,322         --
Decrease in:
  Accounts receivable - oil & gas sales ..........       2,301        3,477
(Decrease) in:
   Accounts payable ..............................      (1,530)      (2,823)
   Payable to general partner ....................      (3,571)      (6,423)
                                                       --------   ---------

Total adjustments ................................     288,365        6,219
                                                       --------   ---------

Net cash provided (used) by operating activities .       2,293       (1,220)
                                                        -------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ...........................        --         (4,397)
                                                         -------  ---------

NET INCREASE (DECREASE) IN CASH ..................       2,293       (5,617)

CASH AT BEGINNING OF YEAR ........................         878        5,710
                                                        -------   ---------

CASH AT END OF PERIOD ............................   $   3,171    $      93
                                                      =========   =========


See accompanying notes to financial statements.
- --------------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan  of Operation.



Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $4,671 in 1996 from $4,221 in 1995. This represents an increase of $450 (11%). Oil sales increased by $66 or 2%. A 14% increase in the average net oil sales price increased sales by $344. This increase was partially offset by a 10% decrease in oil production. Gas sales increased by $385 or 27%. A 55% increase in the average net gas sales price increased sales by $644. This increase was partially offset by an 18% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines. The changes in average net prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $3,385 in the second quarter of 1996 from $5,711 in the second quarter of 1994. This represents a decrease of $2,326 (41%). The changes in production, noted above reduced depletion expense by $846. A 30% decrease in the depletion rate decreased depletion expense by an additional $1,480. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $286,322 property impairment.

General and administrative expenses increased to $3,104 in 1996 from $2,813 in 1995. This represents an increase of $291 or 10%. This increase was primarily a result of more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $12,510 in 1996 from $10,754 in 1995. This represents an increase of $1,756 (16%). Oil sales increased by $387 or 5%. A 15% increase in the average net oil sales price increased sales by $992. This increase was partially offset by an 8% decrease in oil production. Gas sales increased by $1,370 or 39%. An 87% increase in the average net gas sales price increased sales by $2,289. This increase was partially offset by a 26% decrease in gas production. The decrease in oil production was primarily due to natural production declines. The decrease in gas production was primarily due to the shut-in of production from a well in the Lake Decade acquisition which began producing water during the second quarter of 1995, coupled with natural production declines. The increase in average net oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in average net gas price was primarily due to relatively lower operating expenses on the Lake Decade acquisition from which the Company receives a net profits royalty, coupled with higher prices in the overall market for the sale of gas.

Depletion expense decreased to $4,843 in the first six months of 1996 from $11,988 in the first six months of 1995. This represents a decrease of $7,145 (60%). The changes in production, noted above, reduced depletion expense by $2,197. A 51% decrease in the depletion rate decreased depletion expense by an additional $4,947. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $286,322 property impairment.

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

General and administrative expenses increased to $7,120 in 1996 from $5,852 in 1995. This increase of $1,268 (22%) is primarily due to more staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during 1995. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                              ENEX 88-89 INCOME AND RETIREMENT
                                                   FUND - SERIES 2, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                                By: /s/ R. E. Densford
                                                        R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer




August 13, 1996                                 By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer