Form 10QSB
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1996-11-14
CIK 842829

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               September 30,
ASSETS                                                              1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $              2,509
  Accounts receivable - oil & gas sales                                   4,247
                                                           ---------------------

Total current assets                                                      6,756
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                  1,374,397
  Less  accumulated depletion                                         1,359,291
                                                           ---------------------

Property, net                                                            15,106
                                                           ---------------------

TOTAL                                                      $             21,862
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                        $
   Payable to general partner                                            22,520
                                                           ---------------------

Total current liabilities                                                22,520
                                                           ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   135,123
                                                           ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                    (137,903)
   General partner                                                        2,122
                                                           ---------------------

Total partners' capital                                                (135,781)
                                                           ---------------------

TOTAL                                                      $             21,862
                                                           =====================

Number of $500 Limited Partner units outstanding                          3,098



See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                           QUARTER ENDED                         NINE MONTHS ENDED
                                -------------------------------------    ----------------------------------------

                                 September 30,        September 30,        September 30,         September 30,
                                     1996                  1995                 1996                  1995
                                ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales              $        4,677     $          7,701     $         17,187     $           18,455
                                ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion and amortization              3,053                4,851                7,896                 16,839
  Impairment of property                      -                    -              286,322                      -
  Production and other taxes                152                  160                  449                    513
  General and administrative              2,719                2,744                9,839                  8,596
                                ----------------    -----------------    -----------------    -------------------

Total expenses                            5,924                7,755              304,506                 25,948
                                ----------------    -----------------    -----------------    -------------------

NET (LOSS)                       $       (1,247)    $            (54)    $       (287,319)    $           (7,493)
                                ================    =================    =================    ===================




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                   --------------------------------------------

                                                      September 30,            September 30,
                                                           1996                    1995
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $         (287,319)          $       (7,493)
                                                   -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depletion and amortization                                    7,896                   16,839
  Impairment of property                                      286,322                        -
(Increase) in:
  Accounts receivable - oil & gas sales                         1,089                    2,975
(Decrease) in:
   Accounts payable                                            (1,599)                  (2,823)
   Payable to general partner                                  (4,758)                  (9,859)
                                                   -------------------      -------------------

Total adjustments                                             288,950                    7,132
                                                   -------------------      -------------------

Net cash provided (used) by operating activities                1,631                     (361)
                                                   -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                              -                   (4,397)
                                                   -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                 1,631                   (4,758)

CASH AT BEGINNING OF YEAR                                         878                    5,710
                                                   -------------------      -------------------

CASH AT END OF PERIOD                              $            2,509            $         952
                                                   ===================      ===================



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

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121,the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates Inc., ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan  of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $4,677 in 1996 from $7,701 in 1995. This represents a decrease of $3,024 (39%). Oil sales decreased by $1,252 or 30%. An 8% decrease in oil production reduced sales by $355, while a 24% decrease in average oil prices reduced dales by an additional $897. Gas sales decreased by $1,773 or 51%. A 64% decrease in the average net gas sales price decreased sales by $3,009. This decrease was partially offset by an 35% increase in gas production. The decreases in oil production was primarily due to natural production declines. The increase in gas production was due mainly to higher production from the Lake Decade acquisition, which had a successful workover completed on it during the third quarter of 1996. The increase in average net oil prices corresponds with higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to lower net profits royalty payments received from the Lake Decade acquisition, which incurred workover costs during the third quarter of 1996.

Depletion expense decreased to $3,053 in the third quarter of 1996 from $4,851 in the third quarter of 1995. This represents a decrease of $1,798 (37%). A 43% decrease in the depletion rate decreased depletion expense by $2,338. This decrease was partially offset by the changes in production noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $286,322 property impairment.

General and administrative expenses decreased to $2,719 in 1996 from $2,744 in 1995. This represents a decrease of $25 or 1%. This decrease was primarily a result of less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine  Months in 1996
----------------------------------------------------------------

Oil and gas sales for the first nine months decreased to $17,187 in 1996 from $18,455 in 1995. This represents a decrease of $1,268 (7%). Oil sales decreased by $865 or 8%. An 8% decrease in oil production reduced sales by $961. This decrease was partially offset by a 1% increase in the average oil sales price. Gas sales decreased by $403 or 6%. A 9% decrease in the gas production reduced sales by $678. This decrease was partially offset by a 4% increase in the average gas sales price. The decreases in oil and gas production were primarily due to natural production declines. The increases in average net oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $7,896 in the first nine months of 1996 from $16,839 in the first nine months of 1995. This represents a decrease of $8,943 (53%). The changes in production, noted above, reduced depletion expense by $1,530. A 48% decrease in the depletion rate decreased depletion expense by an additional $7,413. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $286,322 property impairment.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121,the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates Inc., ("Gruy"). To determine the fair market value,Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses increased to $9,839 in 1996 from $8,596 in 1995. This increase of $1,243 (14%) is primarily due to more staff time being required to manage the Company's operations.


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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

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


                                       ENEX 88-89 INCOME AND RETIREMENT
                                            FUND - SERIES 2, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




November 13, 1996                        By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer