Form 10KSB
period 1996-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1997-03-27
CIK 842829

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $ 24,079

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.


Item No.                           Part I                              Page
----------                        --------                            ------



       1     Description of Business                                  I-1

       2     Description of Property                                  I-3

       3     Legal Proceedings                                        I-4

       4     Submission of Matters to a Vote
             of Security Holders                                      I-4


                                   Part II
                                  ---------


       5     Market for Common Equity and
             Related Security Holder Matters                         II-1

       6     Management's Discussion and Analysis
             or Plan of Operation                                    II-2

       7     Financial Statements and Supplementary
             Data                                                    II-4

       8     Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure                  II-14


                                  Part III
                                  ---------


       9     Directors, Executive Officers, Promoters and
             Control Persons; Compliance with Section 16(a)
             of the Exchange Act                                     III-1

      10     Executive Compensation                                  III-3

      11     Security Ownership of Certain
             Beneficial Owners and Management                        III-4

      12     Certain Relationships and Related
             Transactions                                            III-4

      13     Exhibits and Reports on Form 8-K                        III-4


             Signatures                                               S-1

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

             The Company is engaged in the oil and gas business through the ownership of non-operating interests in producing oil and gas properties as noted in Item 2, below. A non-operating interest typically entitles the holder to receive a specified share of such production, without obligation to develop or operate such property, or bear any development or operating costs (such obligations being assumed by the owner of the working interest in the property).

             The Company's non-operating interests are net profits royalties or other royalty interests which entitle the Company to a share of gross revenues from producing oil and gas properties measured by a specified percentage of the net profits realized by the owners of the underlying working interests in such properties, after deducting operating costs, geological and engineering costs, property, severance and other taxes, and certain other specified expenses. If such taxes, operating costs or other expenses exceed gross revenues in any specified measuring period, a net profits royalty holder will not be liable for payment of any portion of such excess, but a percentage of such excess equal to the specified percentage of net profits (together with interest thereon) will be carried over to subsequent periods and will reduce future amounts accruing to the holder. The Company's net profits royalties and other non-operating interests are generally derived from working interests in oil and gas properties owned by other affiliates of Enex.

             The  Company  owns   royalty   interest  on  certain  oil  and  gas
properties. A "royalty interest" is the interest retained by the lessor in the lease and payable out of 100% of proceeds before deducting any other interests.

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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

             Global Natural Resources Corporation accounted for 50% while Coalinga Company and Omimex Company accounted for 31% and 19%, respectively, of the Company's total sales in 1996. Global Natural Resources Corporation accounted for 49% while Coalinga Company and Omimex Company accounted for 39% and 12%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

             The Company's operators of the properties are noted in Item 2 below. Although a significant portion of the Company's properties were operated by a limited number of operators, this concentration does not pose a significant risk since the Company's rights are secured by joint operating agreements.

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

             BYRUM acquisition. An overriding royalty interest in the Byrum 1-28 well located in Onondago Field, Ingham County, Michigan was purchased for $31,680 from Pasadena Oil & Gas Corp. effective March 1, 1989. The Byrum acquisition is operated by Global Natural Resources, Inc. The Company owns a
 .99% royalty interest in the wells in the Byrum acquisition at December 31, 1996.

             BAGLEY acquisition. Net profits royalty interests in 7 oil wells located in Bagley Field, Otsego County, Michigan, were acquired for $190,222. The Bagley acquisition is operated by Terra Energy, Ltd. The Company owns net profits royalty interests ranging from 1.19% to 1.20% in the wells in the Bagley acquisition at December 31, 1996.

             LAKE DECADE acquisition. Effective July 1, 1989, net profits royalty interests in 2 gas wells in Lake Decade Field, Terrebonne Parish, Louisiana, were purchased for $878,186. The Lake Decade acquisition is operated by Southwestern Energy Production. The Company owns net profits royalty interests ranging from 1.0312% to 1.4551% in the wells in the Lake Decade acquisition at December 31, 1996.

             EL MAC acquisition. Net profits royalty interests in 3 wells in Otsego County, Michigan were purchased for $92,850 from Wolverine Exploration, Ltd., Tenexco, Inc., and Terra Energy, Ltd., effective November 1, 1989 and March 1, 1990. The El Mac acquisition is operated by Don Yohe Enterprises, Inc. The Company owns a 0.844% net profits royalty interest in the wells in the El Mac acquisition at December 31, 1996.

             BAYWOOD acquisition. Royalty interests in 4 wells located in E. Baton Rouge and St. Helena Parishes, Louisiana were purchased for $161,600 from Steamboat Petroleum Corporation et al., effective January 1, 1990. The Baywood acquisition is operated by Coalinga Company. The Company owns royalty interests ranging from .61% to .79% in the Baywood acquisition at December 31, 1996.

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

             Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

             The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                     1996              1995
                                                     ----              ----

Crude oil and condensate (Bbls)....................  1,007             1,059
Natural gas (Mcf)..................................  6,279             6,966

                  The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995. The average prices are lower than the average market prices for oil and gas as they are computed using the net revenues received from the Company's ownership of net profit royalty interests.

                                                  1996              1995
                                                  ----              ----

Average sales price per barrel of oil....... $   15.18          $   13.46
Average sales price per Mcf of gas..........      1.40               1.19
Average production taxes per equivalent
  barrel of production......................      0.24               0.30



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



Number of Equity Security Holders

                                               Number of Record Holders
               Title of Class                    (as of March 1, 1997)
              -----------------                -------------------------


          General Partner's Interests                      1

          Limited Partnership Interests                   259



Dividends

          The Company made cash distributions to partners of $1 per $500 investment in 1995. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1997. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in the near future.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales increased to $24,079 in 1996 from $22,555 in 1995. This represents an increase of $1,524 or 7%. Oil sales increased by $1,029 or 7%. A 13% increase in the average oil net sales price increased sales by $1,729. This increase was partially offset by a 5% decline in oil production. Gas sales increased by $495 or 6%. An 18% increase in the average gas net sales price increased sales by $1,312. This increase was partially offset by a 10% decrease in gas production. The decreases in oil and gas production were primarily due to natural production declines. The increases in average oil and gas net sales prices were a result of higher prices in the overall market for the sale of oil and gas.

            Depletion expense decreased to $6,192 in 1996 from $17,148 in 1995. This represents a decrease of $10,956 or 64%. The changes in production, noted above, caused depletion expense to decrease by $1,289. A 61% decrease in the depletion rate reduced depletion expense by an additional $9,667. The decrease in the depletion rate was due to the lower property basis resulting from the recognition of an impairment for $286,322 in the first quarter of 1996, partially offset by a downward revision of the oil and gas reserves in December 1996.

            The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates Inc., ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

            General and administrative expenses increased to $15,236 in 1996 from $13,149 in 1995. This increase of $2,087 or 16% was primarily due to a $1,739 increase in direct costs incurred by the Company in 1996, due to higher audit and tax fees incurred by the Company in 1996.

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

            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner from such proceeds over a seven year period. Distributions decreased from 1995 to 1996 due primarily to the repayment of debt in 1996. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1997. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in the near future.

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT



The Partners
Enex 88-89 Income and Retirement Fund Series 2, L.P.:


We have audited the accompanying balance sheet of Enex 88-89 Income and Retirement Fund - Series 2, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex 88-89 Income and Retirement Fund - Series 2, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 88-89 Income and Retirement Fund - Series 2, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

BALANCE SHEET, DECEMBER 31, 1996
------------------------------------------------------------------------------

ASSETS                                                            1996
                                                         ---------------------

CURRENT ASSETS:
  Cash                                                   $              2,291
  Accounts receivable - oil & gas sales                                 6,283
                                                         ---------------------

Total current assets                                                    8,574
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,374,397
  Less  accumulated depletion                                       1,357,587
                                                         ---------------------

Property, net                                                          16,810
                                                         ---------------------

TOTAL                                                    $             25,384
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                      $              2,140
   Payable to general partner                                         155,870
                                                         ---------------------

Total current liabilities                                             158,010
                                                         ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                  (134,892)
   General partner                                                      2,266
                                                         ---------------------

Total partners' capital (deficit)                                    (132,626)
                                                         ---------------------

TOTAL                                                    $             25,384
                                                         =====================

Number of $500 Limited Partner units outstanding                        3,097



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------


                                                         1996                  1995
                                                 -------------------    -------------------

REVENUES:
  Oil and gas sales                              $           24,079           $     22,555
                                                 -------------------    -------------------

EXPENSES:
  Depletion                                                   6,192                 17,148
  Impairment of property                                    286,322                      -
  Production and other taxes                                    493                    670
  General and administrative:
    Allocated from general partner                           12,635                 12,287
    Direct expense                                            2,601                    862
                                                 -------------------    -------------------

Total expenses                                              308,243                 30,967
                                                 -------------------    -------------------

NET LOSS                                         $         (284,164)          $     (8,412)
                                                 ===================    ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------

                                                                                                    PER $500
                                                                                                     LIMITED
                                                                                                     PARTNER
                                                           GENERAL              LIMITED             UNIT OUT-
                                       TOTAL               PARTNER              PARTNERS             STANDING
                                 -----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995           $      164,346       $          997     $        163,349     $             53

CASH DISTRIBUTIONS                         (4,396)                (438)              (3,958)                  (1)

NET INCOME (LOSS)                          (8,412)                 873               (9,285)                  (3)
                                 -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995                151,538                1,432              150,106                   48

NET INCOME (LOSS)                        (284,164)                 834             (284,998)                 (92)
                                 -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996         $     (132,626)      $        2,266     $       (134,892)(1) $            (44)
                                 =================    =================    =================    =================



(1)  Includes 202 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
---------------------------------------------------------------------------
                                      II-7

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------

                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $         (284,164)           $      (8,412)
                                                      -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depletion                                                        6,192                   17,148
  Impairment of property                                         286,322                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                             (947)                   3,995
Increase (decrease) in:
   Accounts payable                                                  541                   (1,224)
   Payable to general partner                                     (6,531)                 (11,943)
                                                      -------------------      -------------------

Total adjustments                                                285,577                    7,976
                                                      -------------------      -------------------

Net cash provided (used) by operating activities                   1,413                     (436)
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                 -                   (4,396)
                                                      -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                    1,413                   (4,832)

CASH AT BEGINNING OF YEAR                                            878                    5,710
                                                      -------------------      -------------------

CASH AT END OF YEAR                                   $            2,291             $        878
                                                      ===================      ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996

-----------------------------------------------------------------------------


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


             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's  fair  market  value.  The  fair  market  value  of each property was determined by H. J. Gruy and Associates Inc., ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

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

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial state- ments and net income (loss) for federal income tax purposes for the year ended December 31, 1996:

                                                                                   Allocable to                   Per $500
                                                                    -------------------------------------
                                                                                                                   Limited
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners             Outstanding
                                               ------------------   ------------------  -----------------    -------------------
Net income (loss) as reflected in
     the accompanying financial
     statements                                $        (284,164)   $             834      $    (284,998)        $          (92)
Reconciling item:
  Difference in depletion computed
     for federal income tax purposes
     and the amount computed for
     financial reporting purposes                        268,573                    -            268,573                     87
                                               ------------------   ------------------  -----------------    -------------------

Net income (loss) for federal
   income tax purposes                         $         (15,591)   $             834     $      (16,425)        $           (5)
                                               ==================   ==================  =================    ===================


Net income  (loss) for federal tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital (deficit) as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:


                                                                                   Allocable to                   Per $500
                                                                    -------------------------------------
                                                                                                                   Limited
                                                                          General            Limited            Partner Unit
                                                      TOTAL               Partner           Partners            Outstanding
                                               ------------------   ------------------  -----------------    -------------------
Partners' capital (deficit) as reflected
      in the accompanying financial
     statements                                $        (132,626)   $           2,266      $    (134,892)           $       (44)
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                         610,461                    -            610,461                    197
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 159,911                    -            159,911                     52
                                               ------------------   ------------------  -----------------    -------------------

Partners' capital for federal
     income tax purposes                       $         637,746    $           2,266      $     635,480             $      205
                                               ==================   ==================  =================    ===================

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

6.           SIGNIFICANT PURCHASERS

             Global Natural Resources Corporation accounted for 50% while Coalinga Company and Omimex Company accounted for 31% and 19%, respectively, of the Company's total sales in 1996. Global Natural Resources Corporation accounted for 49% while Coalinga Company and Omimex Company accounted for 39% and 12%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                             Per $500                                  Per $500
                                                             Limited              Natural              Limited
                                          Oil              Partner Unit             Gas              Partner Unit
                                         (BBLS)            Outstanding             (MCF)             Outstanding
                                       --------------    -----------------    -----------------    -----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1995                                6,194                    2              179,883                   52

    Revisions of previous estimates              245                    -              (20,898)                  (6)
    Production                                (1,059)                   -               (6,966)                  (2)
                                       --------------    -----------------    -----------------    -----------------

December 31, 1995                              5,380                    2              152,019                   44

    Revisions of previous estimates           (2,033)                  (1)            (135,405)                 (39)
    Production                                (1,007)                   -               (6,279)                  (2)
                                       --------------    -----------------    -----------------    -----------------

December 31, 1996                              2,340                    1               10,335                    3
                                       ==============    =================    =================    =================


PROVED DEVELOPED RESERVES:

January 1, 1995                                   3,238                    1               37,047                   11
                                       =================    =================    =================    =================

December 31, 1995                                 2,424                    1                9,183                    3
                                       =================    =================    =================    =================

December 31, 1996                                 2,340                    1               10,335                    3
                                       =================    =================    =================    =================


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

              Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

              William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

              Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

              James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

              On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial

                                      III-2
portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.      Executive Compensation

              The Company has no Directors or executive officers.

              The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

              The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $12,635 and $12,287 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

                                      III-3

Item 11.      Security Ownership of Certain Beneficial Owners and Management


                                             $500 Limited
                           Name of           Partner Units             Percent
  Title of Class      Beneficial Owner      Owned Directly            of Class
-----------------   --------------------   -----------------         ----------


  Limited Partner      Enex Resources                202              6.5184%


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

         See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

Item 13.     Exhibits and Reports on Form 8-K
                                                                      Sequential
                                                                        Page No.
         (a) Exhibits

             (3) (a) Certificate of Limited Partnership, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                  (b) Amended Agreement of Limited Partnership. Incorporated by reference to Exhibit 3(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1
                       (No. 33-18776) of Enex 88-89 Income and Retirement Fund filed with the Securities and Exchange Commission on April 22, 1989.

             (4)  Not Applicable

            (10)  Not Applicable

            (11)  Not Applicable

            (12)  Not Applicable

            (13)  Not Applicable

            (18)  Not Applicable

                                      III-4

            (19)  Not Applicable

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

                        ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

                   By:      ENEX RESOURCES CORPORATION
                            the General Partner



March 18, 1997     By:      /s/    G. B. Eckley
                                   ------------------------
                                   G. B. Eckley, President


         In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION                        General Partner



By:      /s/ G. B. Eckley
        ----------------------------
             G. B. Eckley, President              President, Chief Executive
                                                  Officer and Director


         /s/ G. B. Eckley
        ------------------
             G. B. Eckley


         /s/ R. E. Densford
         ------------------
             R. E. Densford                       Vice President, Secretary,
                                                  Treasurer, Chief
                                                  Financial Officer and Director

         /s/ James A. Klein
         ------------------
             James A. Klein                       Controller and Chief
                                                  Accounting Officer

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director