Form 10QSB
period 1997-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1997-05-15
CIK 842829

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
--------------------------------------------------------------------------

                                                           MARCH 31,
ASSETS                                                        1997
                                                     ---------------------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash                                               $              3,224
  Accounts receivable - oil & gas sales                             7,646
                                                     ---------------------

Total current assets                                               10,870
                                                     ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                            1,374,397
  Less  accumulated depletion                                   1,358,958
                                                     ---------------------

Property, net                                                      15,439
                                                     ---------------------

TOTAL                                                $             26,309
                                                     =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                  $              1,160
   Payable to general partner                                     155,428
                                                     ---------------------

Total current liabilities                                         156,588
                                                     ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                              (132,917)
   General partner                                                  2,638
                                                     ---------------------

Total partners' capital (deficit)                                (130,279)
                                                     ---------------------

TOTAL                                                $             26,309
                                                     =====================

Number of $500 Limited Partner units outstanding                    3,097



See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------


(UNAUDITED)                            THREE MONTHS ENDED
                                 ------------------------------------------
                                      MARCH 31,              MARCH 31,
                                         1997                  1996
                                 -------------------    -------------------
REVENUES:
  Oil and gas sales              $            6,427         $        7,839
                                 -------------------    -------------------

EXPENSES:
  Depletion                                   1,371                  1,458
  Impairment of property                          -                286,322
  Production and other taxes                     14                    142
  General and administrative                  2,695                  4,016
                                 -------------------    -------------------

Total expenses                                4,080                291,938
                                 -------------------    -------------------



NET INCOME (LOSS)                $            2,347        $      (284,099)
                                 ===================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                   PER $500
                                                                                                    LIMITED
                                                                                                    PARTNER
                                                          GENERAL              LIMITED             UNIT OUT-
                                    TOTAL                 PARTNER             PARTNERS             STANDING
                             ------------------     ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996     $         151,538      $           1,432    $         150,106    $              48

NET INCOME (LOSS)                     (284,164)                   834             (284,998)                 (92)
                             ------------------     ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996            (132,626)                 2,266             (134,892)                 (44)

NET INCOME                               2,347                    372                1,975                    1
                             ------------------     ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997      $        (130,279)     $           2,638    $        (132,917)(1)$             (43)
                             ==================     ==================   ==================   ==================



(1)  Includes 202 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                           ------------------------------------------

                                                              MARCH 31,                MARCH 31,
                                                                 1997                    1996
                                                         -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $            2,347          $      (284,099)
                                                         -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                           1,371                    1,458
  Impairment of property                                                  -                  286,322
(Increase) in:
  Accounts receivable - oil & gas sales                              (1,363)                    (211)
(Decrease) in:
   Accounts payable                                                    (980)                  (1,474)
   Payable to general partner                                          (442)                  (1,687)
                                                         -------------------      -------------------

Total adjustments                                                    (1,414)                 284,408
                                                         -------------------      -------------------

NET INCREASE IN CASH                                                    933                      309
                                                         -------------------      -------------------

CASH AT BEGINNING OF YEAR                                             2,291                      878
                                                         -------------------      -------------------

CASH AT END OF PERIOD                                    $            3,224         $          1,187
                                                         ===================      ===================



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

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $7,839 in 1996 to $6,427 in 1997. This represents a decrease of $1,412 (18%). Oil sales decreased by $912 or 19%. A 39% decrease in oil production reduced sales by $1,833. This decrease was partially offset by a 33% increase in the average net oil sales price. Gas sales decreased by $500 or 16%. A 5% decrease in the average net gas sales price reduced sales by $132. A 12% decline in gas production reduced sales by an additional $3,678. The declines in oil and gas production were primarily due to natural production declines which were especially pronounced on the Bagley acquisition. The increase in average net oil prices corresponds with higher prices in the overall market for the sale of oil. The decrease in average net gas price was primarily due to relatively higher operating expenses on the El Mac acquisition from which the Company receives a net profits royalty.

Depletion expense decreased from $1,458 in the first quarter of 1996 to $1,371 in the first quarter of 1997. This represents a decrease of $87 (6%). The changes in production, noted above, reduced depletion expense by $382. This decrease was partially offset by a 27% increase in the depletion rate. The increase in the depletion rate was primarily due to a downward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $4,016 in the first quarter of 1996 to $2,695 in the first quarter of 1997. This decrease of $1,321 (33%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

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

On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 2, L.P.
                                                 ------------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer