Form 10QSB
period 1997-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1997-08-14
CIK 842829

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1997
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              5,134
  Accounts receivable - oil & gas sales                                 7,104
                                                         ---------------------

Total current assets                                                   12,238
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,374,397
  Less  accumulated depletion                                       1,360,470
                                                         ---------------------

Property, net                                                          13,927
                                                         ---------------------

TOTAL                                                    $             26,165
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Payable to general partner                            $            154,555
                                                         ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                  (131,369)
   General partner                                                      2,979
                                                         ---------------------

Net partners' (deficit)                                              (128,390)
                                                         ---------------------

TOTAL                                                    $             26,165
                                                         =====================

Number of $500 Limited Partner units outstanding                        3,097



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                           QUARTER ENDED                   SIX MONTHS ENDED
                               ------------------------------    ---------------------------

                                   JUNE 30,          JUNE 30,        JUNE 30,       JUNE 30,
                                     1997              1996            1997           1996
                               -------------    -------------    ------------    -----------

REVENUES:
  Oil and gas sales              $    6,402     $      4,671     $    12,829   $   12,510
                               -------------    -------------    ------------  -----------

EXPENSES:
  Depletion                           1,512            3,385           2,883        4,843
  Impairment of property                  -                -               -      286,322
  Production and other taxes             39              155              53          297
  General and administrative          2,962            3,104           5,657        7,120
                               -------------    -------------    ------------  -----------

Total expenses                        4,513            6,644           8,593      298,582
                               -------------    -------------    ------------  -----------

NET INCOME (LOSS)                 $   1,889     $     (1,973)    $     4,236   $ (286,072)
                               =============    =============    ============  ===========





See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

                                                                                      PER $500
                                                                                      LIMITED
                                                                                      PARTNER
                                                  GENERAL          LIMITED             UNIT OUT-
                                  TOTAL           PARTNER         PARTNERS             STANDING
                               --------------   --------------   --------------    ---------

BALANCE, JANUARY 1, 1996       $     151,538    $       1,432     $    150,106           48

NET INCOME (LOSS)                   (284,164)             834         (284,998)         (92)
                               --------------   --------------   --------------    ---------

BALANCE, DECEMBER 31, 1996          (132,626)           2,266         (134,892)         (44)

NET INCOME                             4,236              713            3,523            1
                               --------------   --------------   --------------    ---------

BALANCE, JUNE 30, 1997         $    (128,390)   $       2,979      $  (131,369)(1)      (42)
                               ==============   ==============   ==============    =========



(1)  Includes 202 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)

                                                         SIX MONTHS ENDED
                                                ---------------------------------

                                                   JUNE 30,           JUNE 30,
                                                    1997               1996
                                                -----------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $    4,236         $  (286,072)
                                                -----------     ---------------

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depletion                                          2,883               4,843
  Impairment of property                                 -             286,322
(Increase) decrease in:
  Accounts receivable - oil & gas sales               (821)              2,301
(Decrease) in:
   Accounts payable                                 (2,140)             (1,530)
   Payable to general partner                       (1,315)             (3,571)
                                                -----------     ---------------

Total adjustments                                   (1,393)            288,365
                                                -----------     ---------------

NET INCREASE IN CASH                                 2,843               2,293

CASH AT BEGINNING OF YEAR                            2,291                 878
                                                -----------     ---------------

CASH AT END OF PERIOD                           $    5,134          $    3,171
                                                ===========     ===============




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

     2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as "proved undeveloped" reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells drilled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drilling could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation write downs taken by the Company in the first quarter of 1996.

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

Item 2.            Management's Discussion and Analysis or Plan  of Operation.

Second Quarter 1997 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased from $4,671 in 1996 to $6,402 in 1997. This represents an increase of $1,731 (37%). Oil sales increased by $1,505 or 53%. A 21% increase in of production increased sales by $588. A 27% increase in the average net oil sales price increased sales by an additional $917. Gas sales increased by $225 or 12%. A 47% increase in the average net gas sales price increased sales by $652. This increase was partially offset by a 24% decrease in gas production. The increase in oil production were due to successful workovers performed on the El Mac acquisition in 1996. The decrease in gas production was primarily due to natural production declines, which were especially pronounced on the Lake Decade acquisition. The increases in average net prices were primarily the result of lower expenses incurred on the Company's net profit interests, including on the El Mac acquisition which incurred workover charges in the second quarter of 1996.

Depletion expense decreased from $3,385 in the second quarter of 1996 to $1,512 in the second quarter of 1997. This represents a decrease of $1,873 (55%). The changes in production, noted above reduced depletion expense by $164. A 53% decrease in the depletion rate decreased depletion expense by an additional $1,709. The decrease in the depletion rate was primarily due to relatively higher production from the El Mac and Bagley acquisitions which have relatively lower depletion rates, partially offset by downward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $3,104 in 1996 to $2,962 in 1997. This represents a decrease of $142 or 5%. This decrease was primarily a result of less staff time being required to manage the Company's operations.

First Six Months in 1997 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased from $12,510 in 1996 to $12,829 in 1997. This represents an increase of $319 (3%). Oil sales increased by $593 or 8%. A 27% increase in the average net oil sales price increased sales by $1,744. This increase was partially offset by a 15% decrease in oil production. Gas sales decreased by $275 or 6%. A 5% decrease in gas production reduced sales by $222. A 1% decrease in the average net gas sales price reduced sales by an additional $53. The decreases in oil and gas production were primarily due to natural production declines. The increase in average net oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in average net gas price was primarily due to relatively higher operating expenses on the Lake Decade acquisition from which the Company receives a net profits royalty in the first quarter of 1997.

Depletion expense decreased from $4,843 in the first six months of 1996 to $2,883 in the first six months of 1995. This represents a decrease of $1,960 (40%). The declines in production, noted above, reduced depletion expense by $235. A 37% decrease in the depletion rate decreased depletion expense by an additional $1,725. The decrease in the depletion rate was primarily due to relatively higher production from the El Mac and Bagley acquisitions which have relatively lower depletion rates, partially offset by downward revisions of the oil and gas reserves during December 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $286,322 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as "proved undeveloped" reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells drilled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drilling could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation write downs taken by the Company in the first quarter of 1996.

General and administrative expenses decreased from $7,120 in 1996 to $5,657 in 1997. This decrease of $1,463 (21%) is primarily due to less staff time being required to manage the Company's operations.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 2, L.P.
                                                       (Registrant)



                                              By: ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1997                                   By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer