Form 10QSB
period 1997-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 2 L P
filed 1997-11-13
CIK 842829

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
BALANCE SHEET
--------------------------------------------------------------------------

                                                         September 30,
ASSETS                                                        1997
                                                     ---------------------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash                                               $       4,499
  Accounts receivable - oil & gas sales                      6,019
                                                     --------------

Total current assets                                        10,518
                                                     --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                     1,374,397
  Less  accumulated depletion                            1,361,715
                                                     --------------

Property, net                                               12,682
                                                     --------------

TOTAL                                                $      23,200
                                                     ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                  $         259
   Payable to general partner                              153,851
                                                     --------------

Total current liabilities                                  154,110
                                                     --------------

                                                                 -

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                       (133,760)
   General partner                                           2,850
                                                     --------------

Total partners' capital (deficit)                         (130,910)
                                                     --------------

TOTAL                                                $      23,200
                                                     ==============

Number of $500 Limited Partner units outstanding             3,098


See accompanying notes to financial statements.
-------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------


(UNAUDITED)                             QUARTER ENDED                NINE MONTHS ENDED
                                 ---------------------------   ------------------------------

                                 September 30,  September 30,   September 30,  September 30,
                                    1997            1996            1997           1996
                                 ------------    -----------    ------------   -------------
REVENUES:
  Oil and gas sales               $    4,054     $    4,677     $    16,883   $      17,187
                                 ------------    -----------    ------------   -------------

EXPENSES:
  Depletion                            1,245          3,053           4,128           7,896
  Impairment of property                   -              -               -         286,322
  Production and other taxes              33            152              86             449
  General and administrative           5,296          2,719          10,953           9,839
                                 ------------    -----------    ------------   -------------

Total expenses                         6,574          5,924          15,167         304,506
                                 ------------    -----------    ------------   -------------

NET INCOME (LOSS)                 $   (2,520)    $   (1,247)    $     1,716   $    (287,319)
                                 ============    ===========    ============   =============


See accompanying notes to financial statements.
-----------------------------------------------------------------------
                                       I-2

ENEX 88-89 INCOME AND RETIREMENT FUND-SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------------------------------------------------

                                                                                 PER $500
                                                                                  LIMITED
                                                                                  PARTNER
                                                 GENERAL         LIMITED          UNIT OUT-
                                 TOTAL           PARTNER         PARTNERS         STANDING
                             ------------- ----------------  ---------------   -----------

BALANCE, JANUARY 1, 1996      $   151,538    $       1,432    $     150,106      $     48

NET INCOME (LOSS)                (284,164)             834         (284,998)          (92)
                             ------------- ----------------  ---------------   -----------

BALANCE, DECEMBER 31, 1996       (132,626)           2,266         (134,892)          (44)

NET INCOME                          1,716              584            1,132             1
                             ------------- ----------------  ---------------   -----------

BALANCE, SEPTEMBER 30, 1997   $  (130,910)   $       2,850    $    (133,760)(1)  $    (43)
                             ============= ================  ===============   ===========

(1)  Includes 224 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------

(UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                           -------------------------------

                                                            September 30,     September 30,
                                                               1997             1996
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $     1,716       $  (287,319)
                                                           ------------      ------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                      4,128             7,896
  Impairment of property                                             -           286,322
Decrease in:
  Accounts receivable - oil & gas sales                            264             1,089
(Decrease) in:
   Accounts payable                                             (1,881)           (1,599)
   Payable to general partner                                   (2,019)           (4,758)
                                                           ------------      ------------

Total adjustments                                                  492           288,950
                                                           ------------      ------------






NET INCREASE  IN CASH                                            2,208             1,631

CASH AT BEGINNING OF YEAR                                        2,291               878
                                                           ------------      ------------

CASH AT END OF PERIOD                                      $     4,499        $    2,509
                                                           ============      ============



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

3. A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements, commenced at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows.

                  Enex 88-89 Income & Retirement Fund, Series 2

          For                      Against
          Liquidation             Liquidation            Abstain
          ------------           -------------          ---------
          49.03%                     3.98%                5.78%

As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

Subsequent to the Special Meeting, proxy votes were received in favor of the proposed liquidation, which together with the above noted votes, represent a majority-in-interest vote for the liquidation. As such, the Partnership will be dissolved at the Special Meeting on December 1, 1997. The properties owned by the partnership will be sold and any proceeds remaining after payment of all the partnership's debt, will be distributed to the limited partners.

Item 2.            Management's Discussion and Analysis or Plan  of Operation.

Third Quarter 1997 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased from $4,677 in 1996 to $4,054 in 1997. This represents a decrease of $623 (13%). Oil sales increased by $248 or 81%. An 88% increase in the average net gas sales price increased sales by $1,514. This increase was partially offset by a decrease in oil production of 41%. Gas sales decreased by $871 or 52%. An 18% decrease in the average net gas sales price decreased sales by $174. A 41% decrease in gas production decreased gas sales an additional $697. The increase in the average net oil prices was due primarily to lower operating costs being charged on the Lake Decade acquisition, coupled with higher prices in the overall market for the sale of oil. The decreases in oil and gas production were primarily due to natural production declines, which were especially pronounced on the Lake Decade acquisition. The decrease in average net gas prices was primarily the result of higher expenses incurred on the Company's net profit interests, primarily on the El Mac acquisition.

Depletion expense decreased from $3,053 in the third quarter of 1996 to $1,245 in the third quarter of 1997. This represents a decrease of $1,808 (59%). The changes in production, noted above reduced depletion expense by $1,272. A 30% decrease in the depletion rate decreased depletion expense by an additional $536. The decrease in the depletion rate was primarily due to relatively higher production from the El Mac and Bagley acquisitions which have relatively lower depletion rates, partially offset by downward revisions of the oil and gas reserves during December 1996.

General and administrative expenses increased from $2,719 in 1996 to $5,296 in 1997. This represents an increase of $2,577 or 95%. This increase was primarily a result of more staff time being required to manage the Company's operations.

First Nine Months in 1997 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased from $17,187 in 1996 to $16,883 in 1997. This represents a decrease of $304 (2%). Oil sales increased by $842 or 8%. A 44% increase in the average net oil price increased oil sales by $3,512. This increase was partially offset by a 25% decrease in oil production. Gas sales decreased by $1,146 or 17%. A 27% decrease in gas production decreased gas sales by $1,778. This decrease was partially offset by a 13% increase in the average net gas sales price. The increase in the average net oil prices was due primarily to lower operating costs being charged on the Lake Decade acquisition in 1997, coupled with higher prices in the overall market for the sale of oil. The decreases in oil and gas production were primarily due to natural production declines, which were especially pronounced on the Lake Decade acquisition. The increase in the average net gas prices corresponds with higher prices in the overall market for the sale of gas.

Depletion expense decreased from $7,896 in the first nine months of 1996 to $4,128 in the first nine months of 1997. This represents a decrease of $3,768 (48%). The declines in production, noted above, reduced depletion expense by $2,059. A 29% decrease in the depletion rate reduced depletion expense by an additional $1,709. The decrease in the depletion rate was a result of relatively higher production from the El Mac and Bagley acquisitions which have relatively lower depletion rates, partially offset by downward revisions of the oil and gas reserves during December 1996.

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

General and administrative expenses increased from $9,839 in 1996 to $10,953 in 1997. This increase of $1,114 (11%) is primarily due to more staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above.

A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements, commenced at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows.

                  Enex 88-89 Income & Retirement Fund, Series 2

          For                   Against
          Liquidation         Liquidation        Abstain
          -------------      -------------     ---------
          49.03%                 3.98%            5.78%

As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

Subsequent to the Special Meeting, proxy votes were received in favor of the proposed liquidation, which together with the above noted votes, represent a majority-in-interest vote for the liquidation. As such, the Partnership will be dissolved at the Special Meeting on December 1, 1997. The properties owned by the partnership will be sold and any proceeds remaining after payment of all the partnership's debt, will be distributed to the limited partners.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 2, L.P.
                                                       (Registrant)



                                              By: ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ James A. Klein
                                                 --------------------
                                                       James A. Klein
                                                 Secretary, Treasurer and
                                                  Chief Financial Officer




November 11, 1997                            By: /s/ Larry W. Morris
                                               --------------------
                                                     Larry W. Morris
                                                 Controller and Chief
                                                  Accounting Officer